Form 10-K
period 2010-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-4
filed 2011-03-28
CIK 1477336, 1504773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission file number of issuing entity: 333-163392-05

Commission file number of depositor: 333-163392

Ally Auto Receivables Trust 2010-4
(Exact name of issuing entity as specified in its charter)

Ally Auto Assets LLC
(Exact name of depositor as specified in its charter)

Ally Bank
(Exact name of sponsor as specified in its charter)

DELAWARE	27-6730923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Ally Auto Receivables Trust 2010-4

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

Item 1B. Unresolved Staff Comments

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Auto Receivables Trust 2010-4 (the “Trust”).

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated November 2, 2010, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on November 4, 2010.

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

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2010 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, Wells Fargo Bank, National Association has complied, in all material respects with the applicable servicing criteria.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Limited Liability Company Agreement of Ally Auto Assets LLC dated as of September 10, 2009.

•	Indenture between Ally Auto Receivables Trust 2010-4 (“Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of November 12, 2010.

•	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of November 12, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of November 12, 2010.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2010.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo, National Association for the year ended December 31, 2010.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2011 for the year ended December 31, 2010.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo Bank, National Association, dated February 14, 2011 for the year ended December 31, 2010.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2010.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as Depositor, and the Issuing Entity, dated as of November 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of November 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of November 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Auto Receivables Trust 2010-4

by: Ally Financial, Inc.
(Servicer, not in its individual capacity but solely as
Servicer on behalf of the Issuing Entity)

/s/ David J. DeBrunner
David J. DeBrunner
Vice President, Controller and Chief Accounting Officer
Ally Financial Inc.
(Senior Officer in charge of the servicing function)

Date: March 28, 2011

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Ally Auto Assets LLC dated as of September 10, 2009.	**
4.1	Indenture between Ally Auto Receivables Trust 2010-4 (“Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of November 12, 2010.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of November 12, 2010.	*
4.3	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of November 12, 2010.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2010.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo, National Association for the year ended December 31, 2010.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2011 for the year ended December 31, 2010.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo, National Association, dated February 14, 2011 for the year ended December 31, 2010.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2010.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as the Depositor, and the Issuing Entity, dated as of November 12, 2010	*
99.2	Custodian Agreement between Ally Financial Inc., as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of November 12, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of November 12, 2010.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on November 8, 2010 (File No. 333-163392-05).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).