Form 10-K
period 2011-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-2
filed 2012-03-30
CIK 1477336, 1494387

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

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2012

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Ally Auto Assets LLC dated as of September 10, 2009.	**
4.1	Indenture between Ally Auto Receivables Trust 2010-2 (“Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of June 25, 2010.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of June 25, 2010.	*
4.3	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of June 25, 2010.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2011.	Filed herewith.
33.2	Report of Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2011.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2012 for the year ended December 31, 2011.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Deutsche Bank Trust Company Americas, dated February 28, 2012 for the year ended December 31, 2011.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2011.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as the Depositor, and the Issuing Entity, dated as of June 25, 2010.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of June 25, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of June 25, 2010.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on June 22, 2010 (File No. 333-163392-03).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).