Form 10-K
period 2011-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-3
filed 2012-03-30
CIK 1477336, 1498624

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

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.

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

•
Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, Ally Financial, as Servicer, Custodian, and Administrator, Ally Auto Assets LLC as the depositor, Deutsche Bank Trust Company Americas, the Indenture Trustee and BNY Mellon Trust of Delaware, the Owner Trustee, dated as of August 18, 2010.

•	ISDA Master Agreement between the Issuing Entity and the Swap Counterparty dated as of August 18, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2012

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Ally Auto Assets LLC dated as of September 10, 2009.	**
4.1	Indenture between Ally Auto Receivables Trust 2010-3 (“Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of August 18, 2010.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of August 18, 2010.	*
4.3	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of August 18, 2010.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2011.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2011.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2012 for the year ended December 31, 2011.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Deutsche Bank Trust Company Americas, dated February 28, 2012 for the year ended December 31, 2011.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2011.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as Depositor, and the Issuing Entity, dated as of August 18, 2010.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of August 18, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of August 18, 2010.	*
99.4	ISDA Master Agreement between the Issuing Entity and The Royal Bank of Scotland, PLC (the “Swap Counterparty”) dated as of August 18, 2010.	*
99.5	Confirmation of Primary Swap Relating to the Class A-2 Notes between the Swap Counterparty and the Issuing Entity dated as of August 18, 2010.	*
99.6
Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, Ally Financial, as Servicer, Custodian, and Administrator, Ally Auto Assets LLC as the depositor, Deutsche Bank Trust Company Americas, the Indenture Trustee and BNY Mellon Trust of Delaware, the Owner Trustee, dated as of August 18, 2010.
*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on August 16, 2010 (File No. 333-163392-04).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).