Form 10-K
period 2011-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-4
filed 2012-03-30
CIK 1477336, 1504773

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2011, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2011 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, the following instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association:

•	With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

•
With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Limited Liability Company Agreement of Ally Auto Assets LLC dated as of September 10, 2009.

•	Indenture between Ally Auto Receivables Trust 2010-4 (“Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of November 12, 2010.

•	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of November 12, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of November 12, 2010.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2011.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo, National Association for the year ended December 31, 2011.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Ally Financial dated March 9, 2012 for the year ended December 31, 2011.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo Bank, National Association, dated February 27, 2012 for the year ended December 31, 2011.

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
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of Wells Fargo, National Association, dated February 27, 2012 for the year ended December 31, 2011.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2011.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as the Depositor, and the Issuing Entity, dated as of November 12, 2010.	*
99.2	Custodian Agreement between Ally Financial Inc., as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of November 12, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of November 12, 2010.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on November 8, 2010 (File No. 333-163392-05).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).