Form 10-K
period 2012-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-3
filed 2013-03-29
CIK 1477336, 1498624

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Auto Receivables Trust 2010-3 (the “Issuing Entity”).

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

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities continues to provide any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated August 12, 2010, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on August 16, 2010.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.

•	Indenture between Ally Auto Receivables Trust 2010-3 the (“Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of August 18, 2010.

•	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of August 18, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of August 18, 2010.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2012.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas dated February 28, 2013 for the year ended December 31, 2012.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as Depositor, and the Issuing Entity, dated as of August 18, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of August 18, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of August 18, 2010.

•	Confirmation of Primary Swap Relating to the Class A-2 Notes between The Royal Bank of Scotland PLC (“the Swap Counterparty”) and the Issuing Entity dated as of August 18, 2010.

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

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2013

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.	**
4.1	Indenture between Ally Auto Receivables Trust 2010-3 (the "Issuing Entity") and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of August 18, 2010.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of August 18, 2010.	*
4.3	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of August 18, 2010.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2012.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas, dated February 28, 2013 for the year ended December 31, 2012.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as Depositor, and the Issuing Entity, dated as of August 18, 2010.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of August 18, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of August 18, 2010.	*
99.4	ISDA Master Agreement between the Issuing Entity and The Royal Bank of Scotland PLC (the “Swap Counterparty”) dated as of August 18, 2010.	*
99.5	Confirmation of Primary Swap Relating to the Class A-2 Notes between the Swap Counterparty and the Issuing Entity dated as of August 18, 2010.	*
99.6
Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, Ally Financial, as Servicer, Custodian, and Administrator, Ally Auto Assets LLC as the depositor, Deutsche Bank Trust Company Americas, the Indenture Trustee and BNY Mellon Trust of Delaware, the Owner Trustee, dated as of August 18, 2010.
*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on August 20, 2010 (File No. 333-163392-04).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).