Form 10-K
period 2012-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2010-4
filed 2013-03-29
CIK 1477336, 1504773

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock or non-voting common equity held by non-affiliates.

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Auto Receivables Trust 2010-4 (the “Issuing Entity”).

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated November 4, 2010, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on November 8, 2010.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Wells Fargo Bank, National Association (the "Indenture Trustee", and each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the related Attestation Report has identified any material instances of noncompliance with the servicing criteria applicable to Ally Financial.

The Indenture Trustee Report on Assessment assessed compliance by Wells Fargo Bank, National Association with the Applicable Servicing Criteria for the calendar year 2012 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, the following instances of material noncompliance were identified with respect to the servicing criteria applicable to Wells Fargo Bank, National Association:

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

Ally Financial has reviewed the Report on Assessment completed by Wells Fargo Bank, National Association and attached as Exhibit 33.2 to this Form 10-K, and has determined that none of the material instances of noncompliance identified in Schedule A to Exhibit 33.2 represent material instances of noncompliance with the servicing criteria relating to the retail asset-backed securities transaction covered by this Form 10-K. As indicated in Schedule B to Exhibit 33.2, the identified material instances of noncompliance by Wells Fargo Bank, National Association related solely to residential mortgage-backed securities transactions.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.

•	Indenture between Ally Auto Receivables Trust 2010-4 (the “Issuing Entity”) and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of November 12, 2010.

•	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of November 12, 2010.

•	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of November 12, 2010.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2012.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo Bank, National Association, dated February 28, 2013 for the year ended December 31, 2012.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.

•	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets LLC, as Depositor, and the Issuing Entity, dated as of November 12, 2010.

•	Custodian Agreement between Ally Financial, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of November 12, 2010.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of November 12, 2010.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2013

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.	**
4.1	Indenture between Ally Auto Receivables Trust 2010-4 (the "Issuing Entity") and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture Trustee”), dated as of November 12, 2010.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of November 12, 2010.	*
4.3	Pooling and Servicing Agreement among Ally Bank, as Seller, Ally Financial, as Servicer, and Ally Auto Assets LLC, dated as of November 12, 2010.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of Wells Fargo Bank, National Association for the year ended December 31, 2012.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Wells Fargo, National Association, dated February 28, 2013 for the year ended December 31, 2012.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Ally Financial, as Servicer, Ally Auto Assets, LLC, as the Depositor, and the Issuing Entity, dated as of November 12, 2010.	*
99.2	Custodian Agreement between Ally Financial Inc., as Custodian, and Ally Auto Assets LLC as Depositor, dated as of November 12, 2010.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and Indenture Trustee, dated as of November 12, 2010.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-163392-05).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).