Form 10-K
period 2012-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2012-SN1
filed 2013-03-29
CIK 1477336, 1557473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission file number of issuing entity: 333-181915-02

Commission file number of depositor: 333-181915-01

Ally Auto Receivables Trust 2012-SN1
(Exact name of issuing entity as specified in its charter)

Ally Auto Assets LLC
(Exact name of depositor as specified in its charter)

Ally Bank
(Exact name of sponsor as specified in its charter)

DELAWARE	90-6221531
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Ally Auto Receivables Trust 2012-SN1

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Auto Receivables Trust 2012-SN1 (the “Issuing Entity”).

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated September 11, 2012, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on September 13, 2012.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Citibank, N.A. (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.

•	Declaration of Trust, by Deutsche Bank Trust Company Delaware and acknowledged, accepted and agreed to by Ally Central Originating Lease LLC (“ACOL LLC”), dated as of April 7, 2010.

•
Series Supplement to Declaration of Trust between ACOL LLC as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as owner trustee (the "ACOLT Owner Trustee"), dated as of September 19, 2012.

•	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated September 19, 2012.

•	AART Indenture between Ally Auto Assets Receivables Trust 2012-SN1 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of September 19, 2012.

•	ACOLT Indenture between Ally Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated September 19, 2012.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank, N.A. for the year ended December 31, 2012.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 28, 2013 for the year ended December 31, 2012.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.

•	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2012.

•	Transfer Direction and Allocation Notice, dated September 14, 2012.

•	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2012-SN1 Secured Noteholders as Pledgees, dated as of September 19, 2012.

•	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of September 19, 2012.

•	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of September 19, 2012.

•	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of September 19, 2012.

•	Pooling Agreement between Ally Bank and Ally Auto Assets LLC, dated September 19, 2012.

•	Trust Sale Agreement between Ally Auto Assets LLC and Ally Auto Receivables Trust 2012-SN1 ("AART 2012-SN1"), as Issuing Entity, dated September 19, 2012.

•	Administration Agreement among Ally Financial, Ally Auto Assets LLC, and AART 2012-SN1, as Issuing Entity, dated September 19, 2012.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ally Auto Assets LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 29, 2013

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of September 10, 2009.	**
3.2	Declaration of Trust, by Deutsche Bank Trust Company Delaware and acknowledged, accepted and agreed to by Ally Central Originating Lease LLC (“ACOL LLC”), dated as of April 7, 2010.	***
3.3
Series Supplement to Declaration of Trust between ACOL LLC as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as owner trustee (the "ACOLT Owner Trustee"), dated as of September 19, 2012.
*
4.1	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated September 19, 2012.	*
4.2	AART Indenture between Ally Auto Assets Receivables Trust 2012-SN1 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of September 19, 2012.	*
4.3	ACOLT Indenture between Ally Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated September 19, 2012.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2012.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank N.A.for the year ended December 31, 2012.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 8, 2013 for the year ended December 31, 2012.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 28, 2013 for the year ended December 31, 2012.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2012.	Filed herewith.
35.2	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2012.	Filed herewith.
99.1	Transfer Direction and Allocation Notice, dated September 14, 2012.	*
99.2	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2012-SN1 Secured Noteholders as Pledgees, dated as of September 19, 2012.	*
99.3	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of September 19, 2012.	*
99.4	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of September 19, 2012.	*
99.5	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of September 19, 2012.	*
99.6	Pooling Agreement between Ally Bank and Ally Auto Assets LLC, dated September 19, 2012.	*
99.7	Trust Sale Agreement between Ally Auto Assets LLC and Ally Auto Receivables Trust 2012-SN1 ("AART 2012-SN1"), as Issuing Entity, dated September 19, 2012.	*
99.8	Administration Agreement among Ally Financial, Ally Auto Assets LLC, and AART 2012-SN1, as Issuing Entity, dated September 19, 2012.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on September 20, 2012 (File No. 333-181915-02).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-181915-01).

***	Incorporated by reference to Exhibit 3.2 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on June 5, 2012 (File No. 333-181915-01).