Form 10-K
period 2014-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2012-SN1
filed 2015-03-30
CIK 1477336, 1557473

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

Citibank, N.A. (“Citibank”), as AART Indenture Trustee and ACOLT Indenture Trustee, has provided the following information for inclusion in this report on Form 10-K:

Citibank is acting as Indenture Trustee of this ABS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank's alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves or did serve as trustee, filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of the litigation or the possible impact of the litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank's ability to perform its duties as Indenture Trustee of this ABS transaction.

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

•	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated September 19, 2012.

•	AART Indenture between Ally Auto Receivables Trust 2012-SN1 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of September 19, 2012.

•	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated September 19, 2012.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank, N.A. for the year ended December 31, 2014.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 27, 2015 for the year ended December 31, 2014.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.

•	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2014.

•	Transfer Direction and Allocation Notice, dated September 14, 2012.

•	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2012-SN1 Secured Noteholders as Pledgees, dated as of September 19, 2012.

•	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of September 19, 2012.

•	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of September 19, 2012.

•	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of September 19, 2012.

•	Pooling Agreement between Ally Bank and AAA, dated September 19, 2012.

•	Trust Sale Agreement between AAA and the Issuing Entity, dated September 19, 2012.

•	Administration Agreement among Ally Financial, AAA and the Issuing Entity, dated September 19, 2012.

•	Supplemental Indenture No. 1 between the Issuing Entity and the AART Indenture Trustee, dated as of December 5, 2012

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
*
4.1	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated September 19, 2012.	*
4.2	AART Indenture between Ally Auto Receivables Trust 2012-SN1 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of September 19, 2012.	*
4.3	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated September 19, 2012.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank N.A.for the year ended December 31, 2014.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 27, 2015 for the year ended December 31, 2014.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.	Filed herewith.
35.2	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2014.	Filed herewith.
99.1	Transfer Direction and Allocation Notice, dated September 14, 2012.	*
99.2	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2012-SN1 Secured Noteholders as Pledgees, dated as of September 19, 2012.	*
99.3	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of September 19, 2012.	*
99.4	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of September 19, 2012.	*
99.5	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of September 19, 2012.	*
99.6	Pooling Agreement between Ally Bank and AAA, dated September 19, 2012.	*
99.7	Trust Sale Agreement between AAA and the Issuing Entity, dated September 19, 2012.	*
99.8	Administration Agreement among Ally Financial, AAA and the Issuing Entity, dated September 19, 2012.	*
99.9	Supplemental Indenture No. 1 between the Issuing Entity and the AART Indenture Trustee, dated as of December 5, 2012	****

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on September 20, 2012 (File No. 333-181915-02).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).

***	Incorporated by reference to Exhibit 3.2 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on June 5, 2012 (File No. 333-181915-01).

****	Incorporated by reference to Exhibit 99.9 of the Issuing Entity's Annual Report on Form 10-K filed on March 28, 2014 (File No. 333-181915-02).