Form 10-K
period 2014-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2014-SN2
filed 2015-03-30
CIK 1477336, 1621990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission file number of issuing entity: 333-181915-05

Commission file number of depositor: 333-181915-01

Ally Auto Receivables Trust 2014-SN2
(Exact name of issuing entity as specified in its charter)

Ally Auto Assets LLC
(Exact name of depositor as specified in its charter)

Ally Bank
(Exact name of sponsor as specified in its charter)

DELAWARE	30-6458086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Ally Auto Receivables Trust 2014-SN2

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Ally Auto Receivables Trust 2014-SN2 (the “Issuing Entity”).

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated October 16, 2014, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on October 20, 2014.

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

•
Series Supplement to Declaration of Trust between ACOL LLC as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as owner trustee (the "ACOLT Owner Trustee"), dated as of October 22, 2014.

•	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated October 22, 2014.

•	AART Indenture between Ally Auto Receivables Trust 2014-SN2 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of October 22, 2014.

•	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated October 22, 2014.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank, N.A. for the year ended December 31, 2014.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 27, 2015 for the year ended December 31, 2014.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.

•	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2014.

•	Transfer Direction and Allocation Notice, dated October 17, 2014.

•	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2013-SN1 Secured Noteholders as Pledgees, dated as of October 22, 2014.

•	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of October 22, 2014.

•	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of October 22, 2014.

•	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of October 22, 2014.

•	Pooling Agreement between Ally Bank and AAA, dated October 22, 2014.

•	Trust Sale Agreement between AAA and the Issuing Entity, dated October 22, 2014.

•	Administration Agreement among Ally Financial, AAA, and the Issuing Entity, dated October 22, 2014.

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
3.3
Series Supplement to Declaration of Trust between ACOL LLC as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as owner trustee (the "ACOLT Owner Trustee"), dated as of October 22, 2014.
*
4.1	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as ACOLT Owner Trustee, dated October 22, 2014.	*
4.2	AART Indenture between Ally Auto Receivables Trust 2014-SN2 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of October 22, 2014.	*
4.3	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated October 22, 2014.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2014.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank N.A.for the year ended December 31, 2014.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2015 for the year ended December 31, 2014.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 27, 2015 for the year ended December 31, 2014.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2014.	Filed herewith.
35.2	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2014.	Filed herewith.
99.1	Transfer Direction and Allocation Notice, dated October 17, 2014.	*
99.2	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault") as Pledgor in favor of the ACOLT 2013-SN1 Secured Noteholders as Pledgees, dated as of October 22, 2014.	*
99.3	Sale and Contribution Agreement between Ally Bank as seller and ACOLT, dated as of October 22, 2014.	*
99.4	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of October 22, 2014.	*
99.5	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of October 22, 2014.	*
99.6	Pooling Agreement between Ally Bank and AAA, dated October 22, 2014.	*
99.7	Trust Sale Agreement between AAA and the Issuing Entity, dated October 22, 2014.	*
99.8	Administration Agreement among Ally Financial, AAA, and the Issuing Entity, dated October 22, 2014.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on October 23, 2014 (File No. 333-181915-05).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).

***	Incorporated by reference to Exhibit 3.2 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on June 5, 2012 (File No. 333-181915-01).