Form 10-K
period 2016-12-31
Ally Auto Assets LLC; Ally Auto Receivables Trust 2014-SN2
filed 2017-03-24
CIK 1477336, 1621990

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

Commission file number of issuing entity: 333-181915-05

Central Index Key Number of issuing entity: 0001621990

Ally Auto Assets LLC
(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-181915-01

Central Index Key Number of depositor: 0001477336

Ally Bank
(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor (if applicable):0001601846

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

Citibank, N.A. (“Citibank”) is acting as Trustee of this ABS transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the "Streit Act"). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Trustee under the Indenture for this ABS transaction.

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

•
Series Supplement to Declaration of Trust between ACOL LLC, as Residual Certificateholder, and Deutsche Bank Trust Company Delaware, as owner trustee (the "ACOLT Owner Trustee"), dated as of October 22, 2014.

•	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as owner trustee (the AART Owner Trustee"), dated October 22, 2014.

•	AART Indenture between Ally Auto Receivables Trust 2014-SN2 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of October 22, 2014.

•	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated October 22, 2014.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank, N.A. for the year ended December 31, 2016.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 24, 2017 for the year ended December 31, 2016.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.

•	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2016.

•	Transfer Direction and Allocation Notice, dated October 17, 2014.

•	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault"), as Pledgor, in favor of the ACOLT 2014-SN2 Secured Noteholders as Pledgees, dated as of October 22, 2014.

•	Sale and Contribution Agreement between Ally Bank, as seller, and ACOLT, dated as of October 22, 2014.

•	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of October 22, 2014.

•	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of October 22, 2014.

•	Pooling Agreement between Ally Bank and AAA, dated October 22, 2014.

•	Trust Sale Agreement between AAA and the Issuing Entity, dated October 22, 2014.

•	Administration Agreement among Ally Financial, AAA, and the Issuing Entity, dated October 22, 2014.

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
3.3
Series Supplement to Declaration of Trust between ACOL LLC, as Residual Certificateholder, and Deutsche Bank Trust Company Delaware, as owner trustee (the "ACOLT Owner Trustee"), dated as of October 22, 2014.
*
4.1	Trust Agreement between Ally Auto Assets LLC ("AAA"), as Depositor, and Deutsche Bank Trust Company Delaware, as owner trustee (the "AART Owner Trustee"), dated October 22, 2014.	*
4.2	AART Indenture between Ally Auto Receivables Trust 2014-SN2 (the "Issuing Entity") and Citibank, N.A., as indenture trustee (the "AART Indenture Trustee"), dated as of October 22, 2014.	*
4.3	ACOLT Indenture between Ally Central Originating Lease Trust ("ACOLT") and Citibank, N.A., as the indenture trustee (the "ACOLT Indenture Trustee"), dated October 22, 2014.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Citibank N.A.for the year ended December 31, 2016.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Citibank N.A., dated February 24, 2017 for the year ended December 31, 2016.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.	Filed herewith.
35.2	Administrator Compliance Statement of Ally Financial for the year ended December 31, 2016.	Filed herewith.
99.1	Transfer Direction and Allocation Notice, dated October 17, 2014.	*
99.2	Vault Pledge and Security Agreement by Vehicle Asset Universal Leasing Trust ("Vault"), as Pledgor, in favor of the ACOLT 2014-SN2 Secured Noteholders as Pledgees, dated as of October 22, 2014.	*
99.3	Sale and Contribution Agreement between Ally Bank, as seller, and ACOLT, dated as of October 22, 2014.	*
99.4	Servicing Agreement between ACOLT and Ally Financial, as Servicer and Custodian, dated as of October 22, 2014.	*
99.5	Pull Ahead Funding Agreement among ACOLT, Ally Financial, as Pull Ahead Agent, and Citibank N.A., as ACOLT Indenture Trustee, dated as of October 22, 2014.	*
99.6	Pooling Agreement between Ally Bank and AAA, dated October 22, 2014.	*
99.7	Trust Sale Agreement between AAA and the Issuing Entity, dated October 22, 2014.	*
99.8	Administration Agreement among Ally Financial, AAA, and the Issuing Entity, dated October 22, 2014.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on October 23, 2014 (File No. 333-181915-05).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on November 27, 2009 (File No. 333-163392).

***	Incorporated by reference to Exhibit 3.2 of Ally Auto Assets LLC’s Form S-3 Registration Statement filed on June 5, 2012 (File No. 333-181915-01).